Form 10-Q
period 1995-06-30
MULTIVEST REAL ESTATE FUND LTD SERIES I
filed 1995-08-14
CIK 68837

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                      FORM 10-Q
(Mark One)


  x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 1995 or


      Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from        to


Commission file number    0-6146



                     MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
               (Exact name of registrant as specified in its charter)


            Michigan                                  38-1954699
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                   Identification No.)


6100 Glades Road, Suite 205
Boca Raton, Florida                                     33434
(Address of principal executive offices)             (Zip Code)



                                   (407) 487-6700
                (Registrant's telephone number, including area code)



(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.


                                                      Yes  x   No

                         MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                                 COMMISSION FILE NUMBER 0-6146
                                           FORM 10-Q
                                         June 30, 1995



PART I.   FINANCIAL INFORMATION


  Item 1. Financial Statements

          Statements of Financial Condition, as of June 30, 1995
               and December 31, 1994 (Unaudited).............................3

          Statements of Operations, for the three months and the six months ended June 30, 1995 and 1994 (Unaudited)......................4

          Statements of Cash Flows, for the six months ended
               June 30, 1995 and 1994 (Unaudited)............................5

          Notes to Financial Statements (Unaudited)..........................6


  Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................7


PART II.  OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K...................................8

ITEM 1.  FINANCIAL STATEMENTS

                        MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                             (a Michigan limited partnership)
                             STATEMENTS OF FINANCIAL CONDITION
                                       (Unaudited)



                                                   June 30,        December 31,
                                                     1995              1994
           ASSETS                                 (Unaudited)

Investment in real estate
  Land                                          $   180,051        $  180,051
  Buildings and improvements                      1,649,859         1,638,115
  Allowance for loss on real estate                (525,000)         (525,000)

                                                  1,304,910         1,293,166
    Less accumulated depreciation                   943,385           884,891

    Net investment in real estate                   361,525           408,275



Other assets
  Cash                                                  384            78,583
  Investments, at cost which approximates market    413,333           396,500
  Accounts receivable                                10,711             1,723
  Prepaid insurance                                   6,982            19,530
  Escrow deposits and other assets                    2,500             2,500

      Total other assets                            433,910           498,836

         Total assets                           $   795,435       $   907,111


      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $     6,452       $     8,787
Accrued liabilities to affiliates                     1,489             5,747
Accrued liabilities                                  21,129            37,540
Security deposits                                     9,310             9,910

          Total liabilities                          38,380            61,984


Partners' capital
  Limited Partners, 1,077 units                     750,055           837,317
  General Partner,     10 units                       7,000             7,810

      Total Partners' capital                       757,055           845,127

          Total liabilities and
            Partners' capital                   $   795,435       $   907,111

                         MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                               (a Michigan limited partnership)
                                   STATEMENTS OF OPERATIONS
                                          (Unaudited)




                              Three Months Ended           Six Months Ended
                                  June 30,                    June 30,

                               1995          1994          1995          1994


Revenues
  Rents and other tenant
    charges                $   89,427   $   90,121    $  181,671     $  187,370
  Other income                  9,968        6,876        17,530         13,803

                               99,395       96,997       199,201        201,173

Expenses
  Maintenance, custodial
    salaries and related
    expense                    18,604       17,554        36,278         34,655
  Real estate management fees   4,674        4,723         9,357          9,670
  Investment management fees    2,242        2,350         4,484          4,752
  Property taxes                7,314        7,314        14,628         14,628
  Depreciation and
    amortization               29,424       28,355        58,494         56,196
  Insurance                     4,854        4,953         9,708          9,906
  Utilities                    20,860       20,134        47,646         42,301
  Repair and maintenance       32,173       24,635        69,623         44,088
  Legal and accounting          4,544        3,962        10,786         10,706
  Administrative and other     14,423       13,423        26,269         23,055

                              139,112      127,403       287,273        249,957

       Net (loss)          $  (39,717)  $  (30,406)   $  (88,072)    $  (48,784)


Allocated to
  Limited partners,
    1,077 units            $  (39,352)  $  (30,126)   $  (87,262)    $  (48,335)
  General partners,
    10 units                     (365)        (280)         (810)          (449)

                           $  (39,717)  $  (30,406)   $  (88,072)    $  (48,784)

  Net (loss) per
    partnership unit based
    on 1,087 average units
    outstanding            $   (36.54)  $   (27.97)   $   (81.02)    $   (44.88)

                        MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                              (a Michigan limited partnership)
                                  STATEMENTS OF CASH FLOWS
                                         (Unaudited)



                                                        Six Months Ended
                                                            June 30,

                                                     1995                1994


Operating Activities

  Net (loss)                                     $  (88,072)        $  (48,784)
  Adjustments to reconcile net (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                    58,494             56,196

  (Increase) decrease in accounts receivable         (8,988)               422
  Decrease in prepaid insurance                      12,548             12,780
  (Decrease) increase in accounts payable            (2,335)             2,183
  Decrease in accrued liabilities                   (16,411)           (18,411)
  Decrease in accrued liabilities to affiliates      (4,258)             -
  (Decrease) in security deposits                      (600)              (437)
      Net cash (used in) provided by operating
        activities                                  (49,622)             3,949

Investing Activities

  Capital improvements to real estate               (11,744)            (8,588)
  Distribution to Partners                            -               (108,700)
      Net cash used in investing
        activities                                  (11,744)          (117,288)

  (Decrease) in cash and cash equivalents           (61,366)          (113,339)
  Cash and cash equivalents - January 1             475,083            602,020

  Cash and cash equivalents - June 30            $  413,717         $  488,681

                 MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                       (a Michigan limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)




The financial statements reflect all adjustments which are normal and recurring in nature and, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Partnership's latest annual report on Form 10-K. The results of operations for interim periods should not be considered as indicative of the results to be expected for a full year.

                MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                       (a Michigan limited partnership)
                                 June 30, 1995


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The current operations of the Partnership are centered on the one apartment complex (located in Fort Worth, Texas) owned by the Partnership.

The Partnership's total revenues increased $2,398 or 2% for the three month period ended June 30, 1995 as compared with the same period of the prior year. Total revenues remained relatively constant for the six months ended June 30, 1995 as compared to the same period in 1994. Other income increased $3,092 or 45% for the three months, and $3,727 or 27% for the six months ended June 30, 1995, as compared to the same periods of 1994. The increases are due primarily to increased interest on investments.

Total expenses of the Partnership increased $11,709 or 9% for the quarter, and $37,316 or 15% for the six month period ending June 30, 1995 as compared to the same periods of the prior year. Repair and maintenance costs increased $7,538 or 31%, and $25,535 or 58%, for the three and six month periods, respectively, as compared to the same periods of 1994. Increases for both periods are due primarily to continued efforts to enhance Warwick Apartments.

The liquidity of the Partnership is dependent upon the timely receipt of cash collections on rental revenue at Warwick Apartments. The Partnership has no credit facilities currently in place. Limited Partners have no obligation to provide additional funds in excess of their initial cash contributions. In order to protect the Partnership in the event of a reduction in cash flow, management closely monitors the Partnership's cash position, and, when necessary, will reserve adequate funds to continue operations of the Partnership in the foreseeable future. Funds reserved are generally invested in short-term investments. The Partnership endeavors to maintain adequate liquidity on a short-term basis through its cash flow and reserve policies. However, there can be no assurance of the continued performance of Warwick Apartments. An unanticipated decline in the performance of Warwick Apartments could have a negative effect upon the long-term liquidity of the Partnership.

Funds generated from operations have primarily been used to meet Partnership obligations and, when possible, to distribute funds to the Partners. There was no distribution of funds for the six months ended June 30, 1995.

                       MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                             (a Michigan limited partnership)
                                       June 30, 1995




PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

      (a) Exhibits:
          (i) Exhibit 27 - Financial Data Schedule


      (b) No report on Form 8-K has been filed during the quarter ended June 30, 1995.




                                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MULTIVEST REAL ESTATE FUND, LTD.
                                       (Series I), a Michigan Limited
                                       Partnership
                                                 (Registrant)

                                       By:   MULTIVEST REAL ESTATE, INC.,
                                             a Delaware corporation
                                       Its:  Corporate General Partner


                                             RICHARD L. DAVIS
Date: August 14, 1995
                                             Richard L. Davis
                                             President -
                                             Chief Executive Officer




                                             JOHN J. KAMMERER
Date: August 14, 1995
                                             John J. Kammerer
                                             Principal Accounting Officer