Form 10-Q
period 1995-09-30
MULTIVEST REAL ESTATE FUND LTD SERIES I
filed 1995-11-13
CIK 68837

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                      FORM 10-Q
(Mark One)


  x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended September 30, 1995 or


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


                                            Yes   x    No

                          MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                                 COMMISSION FILE NUMBER 0-6146
                                           FORM 10-Q
                                       September 30, 1995




PART I.   FINANCIAL INFORMATION


  Item 1. Financial Statements

          Statements of Financial Condition, as of September 30, 1995
               and December 31, 1994 (Unaudited)...............................3

          Statements of Operations, for the three months and the nine months ended September 30, 1995 and 1994 (Unaudited)...................4

          Statements of Cash Flows, for the nine months ended
               September 30, 1995 and 1994 (Unaudited).........................5

          Notes to Financial Statements (Unaudited)............................6


  Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................7


PART II.  OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K.....................................8

ITEM 1.  FINANCIAL STATEMENTS

                        MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                             (a Michigan limited partnership)
                             STATEMENTS OF FINANCIAL CONDITION
                                       (Unaudited)



                                                 September 30,      December 31,
                                                      1995              1994
           ASSETS                                 (Unaudited)

Investment in real estate
  Land                                            $  180,051        $  180,051
  Buildings and improvements                       1,650,643         1,638,115
  Allowance for loss on real estate                 (525,000)         (525,000)

                                                   1,305,694         1,293,166
    Less accumulated depreciation                    972,739           884,891

    Net investment in real estate                    332,955           408,275



Other assets
  Cash                                                 1,023            78,583
  Investments, at cost which approximates market     479,611           396,500
  Accounts receivable                                 23,018             1,723
  Prepaid insurance                                    5,048            19,530
  Escrow deposits and other assets                     2,500             2,500

      Total other assets                             511,200           498,836

         Total assets                            $   844,155       $   907,111


      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $    55,452       $     8,787
Accrued liabilities to affiliates                      3,559             5,747
Accrued liabilities                                   24,820            37,540
Security deposits                                      9,165             9,910

          Total liabilities                           92,996            61,984


Partners' capital
  Limited Partners, 1,077 units                      744,213           837,317
  General Partner,     10 units                        6,946             7,810

      Total Partners' capital                        751,159           845,127

          Total liabilities and
            Partners' capital                    $   844,155       $   907,111

                        MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                               (a Michigan limited partnership)
                                   STATEMENTS OF OPERATIONS
                                          (Unaudited)




                                 Three Months Ended       Nine Months Ended
                                   September 30,           September 30,

                                   1995        1994        1995          1994


Revenues
 Rents and other tenant charges $ 99,158    $  96,035  $  280,829    $  283,405
 Other income                     25,699        8,082      43,229        21,885

                                 124,857      104,117     324,058       305,290

Expenses
 Maintenance, custodial salaries
  and related expense             18,542       17,897      54,820        52,551
 Real estate management fees       4,116        5,028      13,473        14,698
 Investment management fees        2,242        2,376       6,726         7,128
 Property taxes                    7,314        7,314      21,942        21,942
 Depreciation and amortization    29,354       28,576      87,848        84,772
 Insurance                         4,854        4,963      14,562        14,869
 Utilities                        21,216       22,505      68,862        64,806
 Repair and maintenance           30,149       29,042      99,772        73,130
 Legal and accounting                204          278      10,990        10,984
 Administrative and other         12,762       10,263      39,031        33,320

                                 130,753      128,242     418,026       378,200

       Net (loss)               $ (5,896)  $  (24,125) $  (93,968)   $  (72,910)


Allocated to
 Limited partners, 1,077 units  $ (5,842)  $  (23,903) $  (93,104)   $  (72,239)
 General partners,    10 units       (54)        (222)       (864)         (671)

                                $ (5,896)  $  (24,125) $  (93,968)   $  (72,910)

  Net (loss) per partnership
   unit based on 1,087 average
   units outstanding            $  (5.42)  $   (22.19) $   (86.45)   $   (67.08)

                         MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                              (a Michigan limited partnership)
                                  STATEMENTS OF CASH FLOWS
                                         (Unaudited)



                                                       Nine Months Ended
                                                         September 30,

                                                      1995              1994


Operating Activities

  Net (loss)                                        $ (93,968)       $ (72,910)
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                      87,848           84,772

  (Increase) decrease in accounts receivable          (21,295)             713
  Decrease in prepaid insurance                        14,482           13,733
  Increase in accounts payable                         46,665              446
  Decrease in accrued liabilities                     (12,720)         (11,354)
  Decrease in accrued liabilities to affiliates        (2,188)            -
  (Decrease) increase in security deposits               (745)             473

       Net cash provided by operating activities       18,079           15,873



Investing Activities

  Capital improvements to real estate                 (12,528)         (15,968)

      Net cash used in investing
        activities                                    (12,528)         (15,968)

Financing Activities

  Distributions to Partners                              -            (108,700)

      Net cash used in financing activities              -            (108,700)


  Increase (decrease) in cash and cash equivalents      5,551         (108,795)
  Cash and cash equivalents - January 1               475,083          602,020

  Cash and cash equivalents - September 30         $  480,634       $  493,225

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

                  MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                       (a Michigan limited partnership)
                              September 30, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The current operations of the Partnership are centered on the one apartment complex (located in Fort Worth, Texas) owned by the Partnership.

The Partnership's total revenues increased $20,740 or 20% and $18,768 or 6% for the three and nine month periods ended September 30, 1995 as compared with the same periods of the prior year. Rents and other tenant charges remained relatively constant for the quarter and the nine month periods as compared to the same periods of 1994. Other income increased $17,617 or 218% for the three months, and $21,344 or 98% for the nine months ended September 30, 1995, as compared to the same periods of 1994. The increases are due primarily to refunds of prior year real estate taxes.

Total expenses of the Partnership increased $2,511 or 2% for the quarter, and $39,826 or 11% for the nine month period ending September 30, 1995 as compared to the same periods of the prior year. Administrative and other costs increased $2,499 or 24% for the quarter, and $5,711 or 17% for the nine months ended September 30, 1995 as compared to the same periods of 1994, due primarily to increased advertising and promotion costs. Repair and maintenance costs increased $1,107 or 4%, and $26,642 or 36%, for the three and nine month periods as efforts continue to enhance the appearance and salability of Warwick Apartments.

On May 5, 1995, the Fort Worth, Texas area suffered a severe hailstorm. As a result of this storm, Warwick Apartments sustained structural damage including roof damage, interior damage, and broken windows. It is anticipated that insurance proceeds will be substantially sufficient to cover the cost of repairs.

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

There was no distribution of funds during the nine months ended September 30, 1995.

                       MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                             (a Michigan limited partnership)
                                    September 30, 1995




PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

          (a) Exhibits:
              (i) Exhibit 27 - Financial Data Schedule


          (b) No report on Form 8-K has been filed during the quarter ended September 30, 1995.




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


                                       MULTIVEST REAL ESTATE FUND, LTD.
                                       (Series I), a Michigan Limited
                                       Partnership
                                                 (Registrant)

                                       By:   MULTIVEST REAL ESTATE, INC.,
                                             a Delaware corporation
                                       Its:  Corporate General Partner


                                             RICHARD L. DAVIS
Date: November 13, 1995
                                             Richard L. Davis
                                             President -
                                             Chief Executive Officer




                                             JOHN J. KAMMERER
Date: November 13, 1995
                                             John J. Kammerer
                                             Principal Accounting Officer