Form 10-K
period 1995-12-31
MULTIVEST REAL ESTATE FUND LTD SERIES I
filed 1996-03-29
CIK 68837

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(Mark One)

x Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995 or



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


                                           Yes   X    No

                 MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                                  FORM 10-K

                                    INDEX
PART I                                                                  Page

Item 1     Business. . . . . . . . . . . . . . . . . . . . . . . . . . .  3
Item 2     Properties. . . . . . . . . . . . . . . . . . . . . . . . . .  5
Item 3     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  5
Item 4     Submission of Matters To a Vote of Security Holders . . . . .  5

PART II

Item 5     Market for Registrant's Partnership Units
             and Related Security Holder Matters . . . . . . . . . . . .  5
Item 6     Selected Financial Data . . . . . . . . . . . . . . . . . . .  6
Item 7     Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . .  7
Item 8     Financial Statements and Supplementary Data . . . . . . . . .  8
           (a) Independent Auditors' Report. . . . . . . . . . . . . . .  9
           (b) Statements of Financial Condition, as of
                 December 31, 1995 and 1994. . . . . . . . . . . . . . . 10
           (c) Statements of Operations, for each of the years in the three year period ended December 31, 1995 . . . . . . . 11
           (d) Statements of Changes in Partners' Capital, for each
                 of the years in the three year period ended
                 December 31, 1995 . . . . . . . . . . . . . . . . . . . 12
           (e) Statements of Cash Flows, for each of the years in the three year period ended December 31, 1995 . . . . . . . 13
           (f) Notes to Financial Statements . . . . . . . . . . . . . . 14
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . 22

PART III

Item 10    Directors and Executive Officers of the Registrant. . . . . . 22
Item 11    Executive Compensation. . . . . . . . . . . . . . . . . . . . 22
Item 12    Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . . . . . . . . 23
Item 13    Certain Relationships and Related Transactions. . . . . . . . 24

PART IV

Item 14    Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . 25

                MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                                  FORM 10-K


                                    PART I


ITEM 1   BUSINESS

Formation of the Partnership

The registrant, MultiVest Real Estate Fund, Ltd. (Series I) ("Partnership"), is a Michigan limited partnership which was formed in 1971 primarily to invest in, operate and dispose of improved real estate. The Partnership is operated by its (corporate) general partner, MultiVest Real Estate, Inc., a Delaware corporation ("General Partner").

The Partnership originally invested its funds in apartment complexes and shopping centers which the General Partner considered had a potential for profit either through income or gain on resale. The Partnership also attempted to provide tax shelter benefits for participants when feasible within its primary investment objective.

Dissolution of the Partnership

The Partnership is in the process of dissolution pursuant to its Agreement of Limited Partnership ("Partnership Agreement"), which provides that, upon a dissolution, the assets of the Partnership are to be liquidated as promptly as is consistent with obtaining their fair value.

The Partnership owns and operates Warwick Apartments located in Fort Worth, Texas. The property is presently on the market for sale. Any sale will be subject to a number of conditions, including first and foremost, a satisfactory offer.

Summary of Business Operations for the Year Ended December 31, 1995

Operations of the Partnership consist of the ownership and operation of Warwick Apartments in Fort Worth, Texas. As of December 31, 1995, the Partnership had 4 employees. Such employees are the on-site personnel at Warwick Apartments.

On May 5, 1995, Warwick Apartments sustained significant damage as a result of a hailstorm which hit the Fort Worth, Texas area. Due to the damage, occupancy at the property declined approximately 16%. Damage to the property has subsequently been repaired and management is currently in the process of re-marketing and leasing the vacant units. The Partnership is presently in negotiations with the insurance carrier to reach a settlement with regard to the damages and rental loss.

The sources of operating income for the Partnership primarily consist of interest earned on funds held in reserve pursuant to the Partnership Agreement and income from the operations of Warwick Apartments.

For additional information on 1995 operations, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Future Business Operations of the Partnership

The General Partner anticipates continuation of the dissolution and winding up of the Partnership. Future cash distributions to the Limited Partners will be based on the cash flow (if any) from operations of, or sale of, Warwick Apartments.

                 MULTIVEST REAL ESTATE FUND, LTD. (SERIES  I)


Conflicts of Interest

The Partnership is subject to various conflicts of interest arising out of its relationship with the General Partner and its affiliates. These conflicts involve:

1.  Competition by the Partnership with Other Partnerships for Management
    Services: The General Partner serves as a general partner in three other limited partnerships, all of which were formed to engage in similar businesses as this Partnership, and two of which are presently being wound up and liquidated. The General Partner may have conflicts of interest in allocating management time, services and functions among the various partnerships and any future partnerships and other entities which may be organized; however, the General Partner believes that it has sufficient staff to be fully capable of discharging its responsibilities to each partnership and other entities.

2. Liability of General Partner to Other Partnerships: The General Partner is generally liable for the Partnership's recourse obligations, to the extent not paid by the Partnership. Because the General Partner is a general partner in other limited partnerships, creditors of any of the partnerships could seek to realize on the assets of the General Partner if that partnership's assets were insufficient to satisfy its debts. Should the General Partner at any time have insufficient assets to meet such obligations, the General Partner could face conflicts of interest with regard to the manner in which its assets are distributed to meet the obligations.

3. Real Estate Commissions and Other Commissions Earned by Affiliates: To the extent the Partnership sells Warwick Apartments or requires a construction manager for repairs or construction at Warwick Apartments, the Partnership may pay real estate commissions thereon to brokers or construction management fees to the construction manager, including an affiliate of the General Partner, subject to such restrictions and upon such terms as are provided in the Partnership Agreement.

4. Provision for Property Management and Mortgage Servicing Services for the Partnership by an Affiliate: An affiliate of the General Partner performs property management and mortgage servicing for the Partnership. In the opinion of the General Partner, such affiliate is engaged, in accordance with the Partnership Agreement, on terms which are fair and reasonable and no less favorable than could reasonably be obtained by the Partnership with unaffiliated persons.

5. Provision for Legal Services: The firm of Honigman Miller Schwartz and Cohn is counsel to the Partnership. It is also counsel to the General Partner and its corporate affiliates. As such, it provides legal services to the Partnership in connection with its operations, real property investments and related matters at its usual rate for such services.

Competition

Warwick Apartments competes with similar properties in its vicinity (see Item 2, "Properties").

                 MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)



ITEM 2  PROPERTIES

The following is a brief description of Warwick Apartments:


                                          Year       Percentage of
                        Number of     Construction   Occupancy at
Location                Apt. Units      Completed   December 29, 1995

Fort Worth, Texas        100 Units        1971             71%

Warwick Apartments competes with properties which are of similar age and construction, as well as with properties with more modern construction and amenities. Occupancy at the property has been severely affected by damages resulting from a hailstorm on May 5, 1995 (see Item I, "Business" for additional information).


ITEM 3    LEGAL PROCEEDINGS

The Partnership is a defendant, from time to time, in various actions brought by tenants, contractors, materialmen and others in connection with the Partnership's property, many of which are covered by the liability insurance maintained by the Partnership. The Partnership believes that the effect, if any, of these suits on the financial condition of the Partnership will not be material.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                                   PART II


ITEM 5 MARKET FOR REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS.

To the best knowledge of the General Partner, there is no public trading market for the Partnership Units. Since such a market does not exist for the resale of the Units, market prices cannot be ascertained. There are approximately 417 holders of the Units as of December 31, 1995.

Cash Distributions to Partners

There were no cash distributions declared by the General Partner during the past two years. Distributions are generally paid to the Partners in the quarter subsequent to their declaration.

                  MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)

ITEM 6 SELECTED FINANCIAL DATA

OPERATIONAL SUMMARY                  Years Ended December 31,

                            1995      1994        1993       1992       1991

Total revenues          $ 386,237  $ 400,393   $ 386,918  $ 387,162  $  377,887
Total expenses            556,553    515,380     511,321    551,322     552,565
Income from sold properties   -          -           -          -        86,505

(Loss) before real
  estate transactions    (170,316)  (114,987)   (124,403)  (164,160)    (88,173)

Real estate transactions  103,169        -           -          -       899,469


  Net income (loss)     $ (67,147) $(114,987)  $(124,403) $(164,160) $  811,296

Allocated to:
  Limited Partners      $ (66,529) $(113,929)  $(123,259) $(162,650) $  803,832
  General Partner            (618)    (1,058)     (1,144)    (1,510)      7,464
                        $ (67,147) $(114,987)  $(124,403) $(164,160) $  811,296

Net income (loss) per
  Partnership Unit based
   on 1,087 average units
   outstanding          $  (61.77) $ (105.78)  $ (114.45) $ (151.02) $   746.36

Cash distributions to
   Partners             $      -   $ 108,700   $      -   $      -   $1,195,700

Cash distributions per
   Partnership Unit based
   on 1,087 average units
   outstanding          $      -   $  100.00   $      -    $      -  $ 1,100.00

FINANCIAL CONDITION SUMMARY

Net investment in real
   estate               $ 443,767  $ 408,275   $ 504,038   $ 606,743 $  748,344

Other assets              397,079    498,836     625,507     689,154    854,583

  Total assets          $ 840,846  $ 907,111  $1,129,545  $1,295,897 $1,602,927

Mortgage notes payable  $     -    $     -    $      -    $   29,028 $  112,342
Other liabilities          62,866     61,984      60,731      73,652    133,208

   Total liabilities       62,866     61,984      60,731     102,680    245,550

Partners' capital         777,980    845,127   1,068,814   1,193,217  1,357,377

  Total liabilities and
   Partners' capital    $ 840,846  $ 907,111  $1,129,545  $1,295,897 $1,602,927

  Note: The above information and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the financial information contained in Item 8 and elsewhere herein.

                 MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The current operations of the Partnership are centered on Warwick Apartments.

Total revenues decreased $14,156 or 4% from 1994 to 1995. Rents and other tenant charges decreased $32,612 or 9% due primarily to lost rents as a result of damage sustained to various units during the hailstorm on May 5, 1995 (see below). Insurance proceeds are anticipated to be sufficient to reimburse the Partnership for lost rents. Other income increased $18,456 or 60% due primarily to real estate tax refunds received on Warwick Apartments as a result of assessment appeals for prior years.

The Partnership's total revenues increased $13,475 or 3% in 1994, as compared to 1993. There was a $25,463 or 7% increase in rents and other tenant charges due to an overall increase in occupancy at Warwick Apartments. Other income decreased $11,988 or 28% in 1994, compared to 1993, due primarily to a refund of real estate taxes in 1993 on Warwick Apartments as a result of an assessment appeal.

The Partnership's total expenses increased $41,173 or 8% in 1995, as compared to 1994. There was a $20,172 or 19% increase in repair and maintenance as efforts continue to enhance the appearance and salability of Warwick Apartments.

Total expenses increased $4,059 or 1% in 1994, as compared to 1993. Utility costs increased $2,617 or 3% from 1993 to 1994 due primarily to increased water and sewer costs at Warwick Apartments as a result of increased consumption during the fourth quarter. There was a $2,785 or 3% increase in depreciation due to amortization of costs associated with improvements to the property during 1994.

On May 5, 1995, Warwick Apartments sustained significant damage as a result of a hailstorm which hit the Fort Worth, Texas area. Due to the damage, occupancy at the property declined approximately 16%. Damage to the property has subsequently been repaired and management is currently in the process of re-marketing and leasing the vacant units. The Partnership is presently in negotiations with the insurance carrier to reach a settlement with regard to the property damages and rental loss. As a result of the damage sustained, the carrying value of the damaged property has been reduced along with the corresponding accumulated depreciation, resulting in the recognition of net gain from insurance proceeds related to storm damage of $103,169.

An allowance for loss on real estate in the amount of $525,000 was established in 1991 based on an analysis of net realizable value of Warwick Apartments. The property is currently on the market for sale.

The liquidity of the Partnership is dependent upon the timely receipt of cash collections on rental revenue. There are no credit facilities currently in place, and Limited Partners have no obligation to provide additional funds in excess of their initial cash contributions. In order to protect the Partnership in the event of a reduction in cash flow, management closely monitors the Partnership's cash position and, when necessary, reserves adequate funds to continue the operations of the Partnership in the foreseeable future. Funds reserved are generally invested in short-term investments. The General Partner believes that the Partnership maintains adequate liquidity on a short-term basis as a result of its cash flow and reserve policies; however, there can be no assurance of the continued performance of Warwick Apartments.
A decline in performance could have a negative effect upon the long-term liquidity of the Partnership. Funds generated from operations have primarily been used to meet Partnership obligations and, when possible, distribute funds to the Partners. There was no distribution of funds during the year ended December 31, 1995.

                MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)

                                    ITEM 8

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           For each of the years in
                         the three year period ended

                              December 31, 1995











       Schedules omitted are not required, or the required information is included in the financial statements or the notes thereto.

                            Independent Auditors' Report


The Partners
MultiVest Real Estate Fund, Ltd. (Series I):


We have audited the accompanying statements of financial condition of MultiVest Real Estate Fund, Ltd. (Series I) (a Michigan limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MultiVest Real Estate Fund, Ltd. (Series I) (a Michigan limited partnership) at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.



March 21, 1996                                      KPMG Peat Marwick LLP
Fort Lauderdale, Florida

                 MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                      (a Michigan limited partnership)
                      STATEMENTS OF FINANCIAL CONDITION
                         December 31, 1995 and 1994




                                                   1995         1994
          ASSETS

Investment in real estate
   Land                                       $   180,051  $   180,051
   Buildings and improvements                   1,412,867    1,638,115
   Construction-in-progress                       245,758        -
   Allowance for loss on real estate (Note 11)   (525,000)    (525,000)


                                                1,313,676    1,293,166
   Less accumulated depreciation                  869,909      884,891

     Net investment in real estate
        (Notes 2 and 9)                           443,767      408,275


Other assets
   Cash                                            32,795       78,583
   Investments, at cost which
     approximate market (Note 3)                  342,791      396,500
   Interest and other receivables                     488        1,723
   Prepaid insurance                               18,505       19,530
   Escrow deposits and other assets                 2,500        2,500

        Total other assets                        397,079      498,836

          Total assets                        $   840,846  $   907,111

   LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $     7,090  $     8,787
Accrued liabilities (Note 4)                       40,329       37,540
Accrued liabilities to affiliates (Note 5)          5,987        5,747
Security deposits                                   9,460        9,910

        Total liabilities                          62,866       61,984

Contingencies (Note 12)
Partners' capital (Notes 6 and 7)
   Limited Partners, 1,077 units                  770,788      837,317
   General Partner,     10 units                    7,192        7,810

        Total Partners' capital                   777,980      845,127


          Total liabilities and
             Partners' capital                $   840,846  $   907,111



                      See Notes to Financial Statements.

                  MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                        (a Michigan limited partnership)
                            STATEMENTS OF OPERATIONS
                         For each of the years in the
                   three year period ended December 31, 1995




                                           1995         1994        1993
Revenues
  Rents and other tenant charges       $  336,822   $  369,434  $  343,971
  Other income                             49,415       30,959      42,947

                                          386,237      400,393     386,918

Expenses
  Maintenance, custodial salaries
     and related expenses                  73,404       67,893      67,914
  Investment management fee - affiliate
     (Note 5)                               9,085        8,965       9,560
  Real estate management fee - affiliate
     (Note 5)                              17,427       19,147      17,789
  Depreciation                            117,163      113,495     110,710
  Property taxes                           35,740       30,771      33,269
  Insurance                                19,878       20,790      31,603
  Utilities                                88,665       85,438      82,821
  Repairs and maintenance                 126,020      105,848     101,328
  Legal and accounting                     17,541       16,464      12,423
  Interest (Note 10)                        -            -             478
  Administrative and other                 51,630       46,569      43,426

                                          556,553      515,380     511,321


  Loss from existing assets              (170,316)    (114,987)   (124,403)

Net gain from insurance proceeds
  related to storm damage                 103,169        -           -

  Net loss                             $  (67,147)  $ (114,987) $ (124,403)

Allocated to
  Limited partners, 1,077 units        $  (66,529)  $ (113,929) $ (123,259)
  General partner,     10 units (Note 6)     (618)      (1,058)     (1,144)

                                       $  (67,147)  $ (114,987) $ (124,403)

Net loss per Partnership unit
  based on 1,087 average units
  outstanding                          $   (61.77)  $  (105.78) $  (114.45)










                       See Notes to Financial Statements.

                 MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                       (a Michigan limited partnership)
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                        For each of the years in the
                  three year period ended December 31, 1995





                                             General    Limited
                                             Partner    Partners      Total



Partners' capital January 1, 1993             11,012   1,182,205    1,193,217

   Net loss for 1993                          (1,144)   (123,259)    (124,403)


Balance, December 31, 1993                     9,868   1,058,946    1,068,814

   Net loss for 1994                          (1,058)   (113,929)    (114,987)

   Distribution to partners                   (1,000)   (107,700)    (108,700)

Balance, December 31, 1994                     7,810     837,317      845,127

   Net loss for 1995                            (618)    (66,529)     (67,147)

Partners' capital
   December 31, 1995                       $   7,192  $  770,788   $  777,980

Partnership units outstanding
   at December 31, 1995, 1994
   and 1993                                       10       1,077        1,087










                      See Notes to Financial Statements.

                   MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                         (a Michigan limited partnership)
                             STATEMENTS OF CASH FLOWS
                           For each of the years in the
                    three year period ended December 31, 1995
                      Decrease in Cash and Cash Equivalents



                                              1995        1994        1993
Operating Activities

  Net loss                               $  (67,147)  $ (114,987)  $ (124,403)
  Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
    Depreciation                            117,163      113,495      110,710
    Net gain from insurance proceeds
      related to storm damage              (103,169)       -            -
    Changes in assets and liabilities:
       Decrease (increase) in
          interest and other receivables      1,235         (372)         696
       Decrease in prepaid expenses           1,025          106       11,586
       Decrease in escrow deposits            -            -           46,158
       (Decrease) increase accounts payable  (1,697)       3,246       (3,895)
       Increase (decrease) in accrued
          liabilities                         2,789        1,863      (16,110)
       Increase (decrease) in accrued
          liabilities to affiliates             240         (679)       4,914
       (Decrease) increase in security
          deposits                             (450)      (3,177)       2,170

         Net cash (used in) provided by
            operating activities            (50,011)        (505)      31,826

Investing Activities

    Construction-in-progress, storm damage (245,758)       -            -
    Capital improvements to real estate     (14,188)     (17,732)      (8,005)

         Net cash used in investing
            activities                     (259,946)     (17,732)      (8,005)

Financing Activities

    Insurance proceeds from storm damage    210,460        -            -
    Distributions to partners                 -         (108,700)       -
    Principal payments on mortgage notes
       payable                                -            -          (29,028)

         Net cash provided by (used in)
            financing activities            210,460     (108,700)     (29,028)


    Decrease in cash and cash equivalents   (99,497)    (126,937)      (5,207)
    Cash and cash equivalents - beginning
       of year                              475,083      602,020      607,227
    Cash and cash equivalents - end
       of year                           $  375,586   $  475,083   $  602,020




                        See Notes to Financial Statements.

                 MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                        NOTES TO FINANCIAL STATEMENTS
            For the years ended December 31, 1995, 1994 and 1993




1.  Summary of Significant Accounting Policies

    Investment in Real Estate

    The Partnership's investment in real estate is carried at the lower of cost or estimated fair value. All expenditures for improvements are capitalized. The costs of repairs and maintenance are charged to expense as incurred. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income in accordance with Statement of Financial Accounting Standards No. 66.

    The Partnership adopted Statement of Financial Accounting Standards No. 121
    - Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of - as of January 1, 1995, and accordingly evaluates its real estate investments periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. The implementation of this standard had no financial impact on the financial statements.

    Depreciation

    The Partnership depreciates land improvements, buildings and building improvements using the straight-line method over the estimated useful lives of the assets. Depreciation is computed using the following useful lives:

                                          Years

             Land Improvements          10 to 15
             Buildings                     16
             Building Improvements       2 to 10


    Accounting for Real Estate Sales

    Sales of real estate are accounted for in accordance with Statement of Financial Accounting Standards No. 66 - Accounting for Sales of Real Estate. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transactions do not meet the remaining requirements to be recorded on the accrual basis, profit is recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

                 MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                   NOTES TO FINANCIAL STATEMENTS, continued
            For the years ended December 31, 1995, 1994 and 1993



1.  Summary of Significant Accounting Policies, continued

    Fair Value of Financial Instruments

    The fair values of the Partnership's financial instruments, including mortgage notes and accounts receivable, mortgage notes and accounts payable, accrued expenses, security deposits, and other financial instruments, generally determined using the present value of estimated future cash flows using a discount rate commensurate with the risks involved, approximate their carrying or contract values.

    Cash Equivalents

    For purposes of the Statements of Cash Flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. These investments consist principally of repurchase agreements and Treasury Bills.


    Storm Damage

    Property damage resulting from a hail storm has been written off in the fourth quarter based upon estimates obtained from general contractors involved in the repair of the property. Repairs for property damage are capitalized and included in construction in progress until completed. The difference between the loss sustained and the insurance proceeds received is recorded as a gain or loss related to storm damage. Management anticipates additional proceeds to be received in 1996.

                   MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                     NOTES TO FINANCIAL STATEMENTS, continued



2.  Real Estate and Accumulated Depreciation

    Real estate and accumulated depreciation at December 31, 1995 consisted of the following:


                                                  Cost
                       Partnership             Capitalized   Gross Amount at Which                                Life on Which
                         Cost to              Subsequent to   Carried at Close of                                Depreciation in
                        Re-acquire           Re-acquisition        Period                                       Latest Statement
                              Buildings and                   Building and      Accumulated   Date of     Date  of Operations is
Description Encumbrances Land Improvements Improvements  Land Improvements Total Depreciation Construct'n Re-acquired  Computed

Warwick
Apartments,
Fort Worth,
Texas          -        180,051  1,481,653     176,972   180,051  1,658,625 1,838,676* 869,909   1971     11/3/87  2 - 16 years




The cost basis of the property for federal tax purposes is $1,148,014.  The primary difference between such basis and the amount reflected in the financial statements is a gain recognized for tax purposes on repossession of the property.


* Gross investment in real estate                   $ 1,838,676
  Less:  Allowance for loss on real estate             (525,000)

                                                    $ 1,313,676


                 MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                   NOTES TO FINANCIAL STATEMENTS, continued




2.  Real Estate and Accumulated Depreciation, continued


                   SUMMARY OF CHANGES IN GROSS AMOUNT OF REAL ESTATE
                              AND ACCUMULATED DEPRECIATION





    Gross Amount of Real Estate       1995           1994           1993

    Balance at beginning of
      period                      $ 1,293,166    $ 1,275,434    $ 1,267,429

      Construction-in-progress        245,758          -              -

      Asset write-offs, storm
        damage                       (239,436)         -              -

      Improvements                     14,188         17,732          8,005


    Balance at close of period    $ 1,313,676    $ 1,293,166    $ 1,275,434





    Accumulated Depreciation          1995           1994           1993

    Balance at beginning of
      period                     $   884,891    $   771,396    $   660,686

      Accumulated depreciation
        write-offs, storm-damage    (132,145)         -              -

      Depreciation expense           117,163        113,495        110,710

    Balance at close of period   $   869,909    $   884,891    $   771,396


3.  Investments

    Title of Each Class                           Cost of Each Issue
                                                 1995             1994

      Treasury Bills                       $    247,791     $   396,500
      Repurchase Agreements                      95,000           -

                                            $   342,791     $   396,500


    Investments are recorded at cost, which approximates market value, and have maturities of three months or less. Yield on investments at December 31, 1995 was approximately 5.02%.

                 MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                   NOTES TO FINANCIAL STATEMENTS, continued





4.  Accrued Liabilities

    Accrued liabilities at December 31, 1995 and 1994 consisted of the following:


                                          1995           1994

    Payroll                           $    1,994      $    2,174
    Utilities                              2,181           3,647
    Real estate taxes                     36,154          31,719

                                      $   40,329      $   37,540



5.  Related-Party Transactions

    The following list of expenses incurred and the related liabilities are a result of transactions with affiliates:


                           M.V. National              MultiVest Real
                          Properties, Inc.              Estate, Inc.

    For the year ended
    December 31,        1995    1994    1993       1995     1994     1993


    Real estate
    management fee    $17,427  $19,147  $17,789      -        -        -

    Investment
    management fee      -        -        -      $ 9,085   $ 8,965   $ 9,560

                      $17,427  $19,147  $17,789  $ 9,085   $ 8,965   $ 9,560

    Accrued liabilities
    December 31       $ 1,386  $ 1,534  $ 1,724  $ 4,601   $ 4,213   $ 4,702

                 MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                   NOTES TO FINANCIAL STATEMENTS, continued



5.  Related-Party Transactions, continued

    MultiVest Real Estate, Inc. is the Corporate General Partner of the Partnership. The Partnership Agreement permits the Corporate General Partner to provide certain services to the Partnership and to employ certain affiliates of the Corporate General Partner to provide services to the Partnership and obtain reimbursement therefor. The services provided encompass:

         (1)  Investment management services - MultiVest Real Estate, Inc.

         (2)  Mortgage servicing - M.V. National Properties, Inc.

         (3)  Real estate management - M.V. National Properties, Inc.

    Management is of the opinion that these transactions were executed for a consideration approximately equivalent to that which would have been paid to unaffiliated firms.

    The Partnership Agreement provides that the General Partner is entitled to an annual Investment Management Fee equal to 1/2 of 1% of the Partnership assets as they appear on the year-end balance sheet of the Partnership (prepared in accordance with generally accepted accounting principles), except that there shall be no reduction for accumulated depreciation and amortization. For the year ended December 31, 1995, the Corporate General Partner earned an Investment Management Fee of $9,085.

    In addition, under the Partnership Agreement, the General Partner is entitled to an annual Performance Incentive Fee based upon the following formula: The Performance Incentive Fee is earned only if the sum of (1)
    net realized appreciation on the sale of Partnership property plus (2) net income of the Partnership as determined by generally accepted accounting principles after the deduction of depreciation and the General Partner's fees (except the Performance Incentive Fee) from operations of the Partnership plus (3) an amount equal to 50% of the depreciation taken in that year, is equal to or in excess of 10% of total capital contributions to the Partnership. The Performance Incentive Fee is payable on an annual basis and ranges from 1/8 of 1% to 3/8 of 1% of gross Partnership assets depending upon percentages determined by the above formula. A Performance Incentive Fee was not earned by the Corporate General Partner in 1995, 1994 or 1993.

    The Partnership Agreement also obligates the Partnership to reimburse the Corporate General Partner for all expenses, including, but not limited to, salaries, wages, legal and accounting fees and overhead expenses, reasonably incurred by it in managing the business of the Partnership, and allows the Corporate General Partner to employ affiliates or other subsidiaries to render services to the Partnership as independent contractors. Affiliates of the General Partner may be engaged to perform normal property management services. For the year ended December 31, 1995, an affiliate earned $17,427 as its Property Management Fee.

                 MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                   NOTES TO FINANCIAL STATEMENTS, continued




5.  Related-Party Transactions, continued

    In addition, the Partnership Agreement provides that the General Partner has the right and power to employ persons in the operation and management of the Partnership business, including, but not limited to, supervisory managing agents, building management agents, insurance brokers, real estate brokers and loan brokers, on such terms and for such compensation as the General Partner shall determine. The General Partner is empowered to employ in such capacities an affiliate or subsidiary of the General Partner on terms comparable to those offered by unaffiliated firms.


6.  General Partner Participation in Income, Loss, and Distributions

    The General Partner participates in the income, loss, and distributions of the Partnership in proportion of Partnership units owned to the total Partnership units outstanding.


7.  Income Taxes

    MultiVest Real Estate Fund, Ltd. (Series I) is a Partnership and has no liability for federal income taxes. The Partners include in their individual income tax returns their proportionate share of any income or loss of the Partnership.

    Net loss, total assets and Partners' capital as reported in the accompanying financial statements are less than net loss, total assets and Partners' capital as reported in the Partnership's 1995 tax return by approximately $25,981, $503,131 and $503,131, respectively. The following are differences related to net loss as of and for the years ended December 31:

                               1995        1994         1993

    Loss per books         $  (67,147) $ (114,987)   $(124,403)
    Depreciation               77,150      73,876       71,274
    Other                     (51,169)       -           -

    Tax loss                $ (41,166) $  (41,111)   $ (53,129)


8.  Dissolution of the Partnership

    Pursuant to the Partnership Agreement, the Partnership was required to obtain an independent appraisal of the Partnership's properties during 1981 for the purpose of determining the Net Asset Value (as defined in the Partnership Agreement) of each Partnership Unit and to either repurchase Limited Partnership Units, if offered by Limited Partners, or proceed with the dissolution of the Partnership. The General Partner elected not to purchase units offered by Limited Partners and proceeded with the liquidation of the Partnership. The General Partner anticipates continuation of its dissolution and winding up of the Partnership.

                 MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                   NOTES TO FINANCIAL STATEMENTS, continued


9.  Description of Partnership Operations and Leasing Arrangements

    The Partnership operates exclusively in the real estate industry, investing its funds in rental properties consisting primarily of apartment complexes.

    The following is an analysis of the Partnership's investment in property held for rent for residential purposes as of December 31, 1995:


    Residential rental apartments       $ 1,313,676


    Less:  Accumulated depreciation        (869,909)

                                        $   443,767


    Residential leases are for periods not exceeding one year.

10. Interest Expense

    As of May 1, 1993, the final payment on the Warwick Apartments mortgage note payable, the Partnership no longer incurs interest expense on the mortgage note payable relative to Warwick Apartments.



                                  1995       1994      1993

    Existing property         $    -     $    -     $      478

                              $    -     $    -     $      478



    Cash paid during 1995, 1994 and 1993 for interest was $-0-, $-0-, and $478, respectively.

11. Allowance for Loss on Real Estate

    An allowance for loss on real estate was established in 1991 in the amount of $525,000 based on an analysis of net realizable value of Warwick Apartments.

12. Contingencies

    The Partnership is a defendant, from time to time, in various actions brought by tenants, contractors, materialmen and others in connection with the Partnership's property, many of which are covered by the liability insurance maintained by the Partnership. The Partnership believes that the effect, if any, of these suits on the financial condition of the Partnership will not be material.

                 MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                   PART III


ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or officers. The business policy-making functions of the Partnership are carried on through the directors and executive officers of the General Partner, who are listed below:

RICHARD L. DAVIS, age 46, is President, Chief Executive Officer and Director of the General Partner and has been associated with the General Partner since August 1981.

JAMES F. COLGAN, age 61, is a Director of the General Partner and has served in that capacity since December 1987. Since March 1990, Mr. Colgan has been President and Director of MultiVest, Inc. From November 1987 to March 1990 he served as ChiefFinancial Officer of that company.

PAUL D. TOOMEY, age 45, is Vice President, Treasurer and Secretary of the General Partner and has been associated with MultiVest Real Estate, Inc. in various capacities since 1972.

There is no family relationship among any of the above named executive officers and directors of the General Partner.

ITEM 11 EXECUTIVE COMPENSATION

The Partnership has no directors or officers. The General Partner, MultiVest Real Estate, Inc., operates the Partnership.

                 MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)


ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

According to the Partnership's records, at January 1, 1996, a group consisting of the following entities (through their affiliated general partners) is the only individual, entity or group which is the beneficial owner or has the rights to acquire beneficial ownership of more than 5% of the Limited Partnership units:

                    Name of              Amount & Nature of      Percentage
Title of Class     Beneficial Owner      Beneficial Ownership    of Class
$2500 Limited      Liquidity Fund  X             3                 .279
Partnership Units

$2500 Limited      Liquidity Fund  XI            3                 .279
Partnership Units

$2500 Limited      Liquidity Fund  XIII          9                 .836
Partnership Units

$2500 Limited      Liquidity Fund  XIV           1                 .093
Partnership Units

$2500 Limited      Liquidity Fund  XV            3                 .279
Partnership Units

$2500 Limited      Liquidity Fund  XVI           4                 .371
Partnership Units

$2500 Limited      Liquidity Fund High Yield     4                 .371
Partnership Units  Institutional Investors

$2500 Limited      Liquidity Fund Income        77                7.149
Partnership Units  Growth Fund 87

$2500 Limited      Liquidity Fund 52            45                4.178
Partnership Units

$2500 Limited      Liquidity Fund 53             5                 .464
Partnership Units

$2500 Limited      Liquidity Fund Income        11                1.021
Partnership Units  Growth 88

$2500 Limited      Liquidity Fund Income        65                6.035
Partnership Units  Growth 89

 TOTAL                                         230               21.355%

The address for the above beneficial owners is P.O. Box 882044, San Francisco, California 94188.

There are no parents of the Partnership. MultiVest Real Estate, Inc,. a Delaware corporation, serves as General Partner of the Partnership and, as such, controls its activities. The General Partner owns 10 General Partnership Units.

                 MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)


ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the Partnership Agreement, the General Partner is entitled to an annual Investment Management Fee equal to 1/2 of 1% of the Partnership assets as they appear on the year-end balance sheet of the Partnership (prepared in accordance with generally accepted accounting principles), without a reduction for accumulated depreciation and amortization. For the year ended December 31, 1995, the General Partner earned an Investment Management Fee of $9,085.

The Partnership Agreement entitles the General Partner to an annual Performance Incentive Fee, based upon the following formula: The Performance Incentive Fee is only earned if the sum of the following amounts equals or exceeds 10% of total capital contributions to the Partnership: (1) net realized appreciation on the sale of Partnership property; plus (2) net income of the Partnership as determined by generally accepted accounting principles after the deduction of depreciation and the General Partner's fees (except the Performance Incentive
Fee) from the operations of the Partnership; plus (3) an amount equal to 50% of the depreciation taken in that year. The Performance Incentive Fee is payable on an annual basis and ranges from 1/8 of 1% to 3/8 of 1% of gross Partnership assets depending upon percentages determined by the above formula. The General Partner did not earn a Performance Incentive Fee in 1995.

The Partnership Agreement also requires the Partnership to reimburse the General Partner for all expenses, including salaries, wages, legal and accounting fees and overhead expenses, reasonably incurred by it in managing the business of the Partnership, and allows the General Partner to employ affiliates or other subsidiaries of its parent to render services to the partnership as independent contractors.

In addition, the Partnership Agreement provides that the General Partner has the right and power to employ persons in the operation and management of the Partnership business, including supervisory managing agents, building management agents, insurance brokers, real estate brokers and loan brokers, on such terms and for such compensation as the General Partner shall determine. The General Partner may employ in such capacities an affiliate or subsidiary of the General Partner on terms comparable to those offered by unaffiliated firms. An affiliate of the General Partner is engaged to perform normal property management services. For the year ended December 31, 1995, an affiliate earned $17,427 as its Property Management Fee.

                 MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)



                                   PART IV


ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        a) 1.     Financial Statements.
                  See Index on Page 2 of this Form 10-K.

           2.     Financial Statement Schedules.
                  None.

           3.     Exhibits.

                (3) Certificate of Limited Partnership - incorporated by
                    reference from annual report on Form 10-K for the fiscal year ending 1983, Page 50.

                (4) Agreement of Limited Partnership - incorporated by reference from annual report on Form 10-K for the fiscal year ending 1983, Page 33.

        b)  Reports on Form 8-K
                 None.

                 MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIVEST REAL ESTATE FUND, LTD.
(SERIES I), a Michigan Limited
Partnership
By:    MULTIVEST REAL ESTATE, INC.
        a Delaware corporation
Its:    Corporate General Partner

        RICHARD L. DAVIS

        Richard L. Davis
        President, Chief Executive Officer
        and Director
        (Principal Executive Officer)


Date:   March 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        RICHARD L. DAVIS

        Richard L. Davis
        President, Chief Executive Officer
        and Director


Date:   March 28, 1996


        JAMES F. COLGAN

        James F. Colgan
        Director


Date:   March 28, 1996


        JOHN J. KAMMERER

        John J. Kammerer
        (Principal Accounting Officer)


Date:   March 28, 1996