Form 10-Q
period 1996-03-31
MULTIVEST REAL ESTATE FUND LTD SERIES I
filed 1996-05-14
CIK 68837

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)

   x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 31, 1996 or


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


                                                   Yes   x    No

                   MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                          COMMISSION FILE NUMBER 0-6146
                                    FORM 10-Q
                                  March 31, 1996




PART I.  FINANCIAL INFORMATION


  Item 1.    Financial Statements

         Statements of Financial Condition, as of March 31, 1996
             (Unaudited) and December 31, 1995.................................3

         Statements of Operations, for the three months
             ended March 31, 1996 and 1995 (Unaudited).........................4

         Statements of Cash Flows, for the three months ended
               March 31, 1996 and 1995 (Unaudited).............................5

         Notes to Financial Statements (Unaudited).............................6


  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............................7


PART II. OTHER INFORMATION:

  Item 6.    Exhibits and Reports on Form 8-K..................................8

ITEM 1.  FINANCIAL STATEMENTS

                  MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                        (a Michigan limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION



                                                March 31,   December 31,
                                                  1996          1995
       ASSETS                                 (Unaudited)

Investment in real estate
  Land                                       $   180,051    $   180,051
  Buildings and improvements                   1,665,487      1,412,867
  Construction-in-progress                         -            245,758
  Allowance for loss on real estate             (525,000)      (525,000)

                                               1,320,538      1,313,676
     Less accumulated depreciation               899,680        869,909

     Net investment in real estate               420,858        443,767


Other assets
  Cash                                             3,872         32,795
  Investments, at cost which approximate
     market                                      330,075        342,791
  Accounts receivable                              1,334            488
  Prepaid insurance                               11,982         18,505
  Escrow deposits and other assets                 2,500          2,500

       Total other assets                        349,763        307,079

          Total assets                       $   770,621    $   840,846

     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     9,425    $     7,090
Accrued liabilities to affiliates                  7,910          5,987
Accrued liabilities                               12,394         40,329
Security deposits                                 10,755          9,460

       Total liabilities                          40,484         62,866

Partners' capital
  Limited Partners, 1,077 units                  723,385        770,788
  General Partner,     10 units                    6,752          7,192

       Total Partner's capital                   730,137        777,980

            Total liabilities and
              Partners' capital              $   770,621    $   840,846

                  MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                        (a Michigan limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                Three Months Ended
                                                     March 31,

                                                1996           1995
Revenues
  Rents and other tenant charges             $    81,356    $    92,244
  Other income                                     5,830          7,562

                                                  87,186         99,806

Expenses
  Maintenance, custodial salaries
     and related expense                          19,254         17,674
  Real estate management fees                      4,141          4,683
  Investment management fees                       1,830          2,242
  Property taxes                                   7,614          7,314
  Depreciation and amortization                   29,771         29,070
  Insurance                                        4,968          4,854
  Utilities                                       25,968         26,786
  Repair and maintenance                          24,739         37,450
  Legal and accounting                             5,920          6,242
  Administrative and other                        10,824         11,846

                                                 135,029        148,161

  Net (loss)                                 $   (47,843)   $   (48,355)

Allocated to
  Limited partners, 1,077 units              $   (47,403)   $   (47,910)
  General partners,    10 units                     (440)          (445)

                                             $   (47,843)   $   (48,355)
  Net (loss) per partnership
     unit based on 1,087 Partnership
     units outstanding                       $    (44.01)   $    (44.48)

                  MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                        (a Michigan limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                  Three Months Ended
                                                        March 31,
                                                   1996          1995

Operating Activities

  Net (loss)                                 $   (47,843)   $   (48,355)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                29,771         29,070

  Increase in accounts receivable                   (846)        (2,544)
  Decrease in prepaid insurance                    6,523          6,269
  Increase (decrease) in accrued liabilities
    to affiliates                                  1,923         (4,188)
  Increase (decrease)in accounts payable           2,335         (2,561)
  Decrease in accrued liabilities                (27,935)       (25,111)
  Increase (decrease)in security deposits          1,295           (415)

     Net cash used in operating activities       (34,777)       (47,835)

Investing Activities

  Capital improvements to real estate             (6,862)        (7,073)

       Net cash used in investing activities       6,862         (7,073)

(Decrease) in cash and cash equivalents          (41,639)       (54,908)
Cash and cash equivalents - January 1            375,586        475,083

Cash and cash equivalents - March 31         $   333,947    $   420,175

                     MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                     (a Michigan limited partnership)
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)




The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Partnership's latest annual report on Form 10-K. The results of operations for interim periods should not be considered as indicative of the results to be expected for a full year.

                MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                     (a Michigan limited partnership)
                              March 31, 1996


ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The current operations of the Partnership are centered on Warwick Apartments, the one apartment complex owned by the Partnership.

The Partnership's total revenues decreased $12,620 or 13% for the period ending March 31, 1996 as compared with the same period of the prior year. Rents and other tenant charges decreased $10,888 or 12% due primarily to increased vacancies at Warwick Apartments, as a result of hailstorm damage on May 5, 1995. As of March 31, 1996, all damaged units at the property have been repaired and aggressive leasing efforts are underway. On May 1, 1996, the property was 93% occupied.

Total expenses of the Partnership decreased $13,132 or 9% for the period ending March 31, 1996 as compared to the same period of the prior year. Repair and maintenance costs decreased $12,711 or 34% due to reduced maintenance requirements during the first quarter of 1996.

The liquidity of the Partnership is dependent upon the timely receipt of cash collections on rental revenue at Warwick Apartments. The Partnership has no credit facilities currently in place. Limited Partners have no obligation to provide additional funds in excess of their initial cash contributions. In order to protect the Partnership in the event of a reduction in cash flow, management closely monitors the Partnership's cash position and, when necessary, will reserve adequate funds to continue operations of the Partnership in the foreseeable future. Funds reserved are generally invested in short-term investments. The Partnership endeavors to maintain adequate liquidity on a short-term basis as a result of its cash flow and reserve policies; however, there can be no assurance of the continued performance of Warwick Apartments.
An unanticipated decline in the performance of Warwick Apartments could have a negative effect upon the long-term liquidity of the Partnership. Funds generated from operations have primarily been used to meet debt service obligations and, when possible, distribute funds to the Partners. There was no distribution of funds during the quarter ending March 31, 1996.

                MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                     (a Michigan limited partnership)
                              March 31, 1996




PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

         (b) No report on Form 8-K has been filed during the quarter ended March 31, 1996.




                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MULTIVEST REAL ESTATE FUND, LTD.
                                 (Series I), a Michigan Limited
                                 Partnership,
                                          (Registrant)

                                 By:  MULTIVEST REAL ESTATE, INC.

                                      a Delaware corporation
                                 Its: Corporate General Partner



Date: May 14, 1996                    RICHARD L. DAVIS

                                      Richard L. Davis
                                      President -
                                      Chief Executive Officer





Date: May 14, 1996                    JOHN J. KAMMERER

                                      John J. Kammerer
                                      Principal Accounting Officer