Form 10-Q
period 1996-06-30
MULTIVEST REAL ESTATE FUND LTD SERIES I
filed 1996-08-14
CIK 68837

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 1996 or


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



                                  (561) 487-6700
            (Registrant's telephone number, including area code)



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


                                          Yes   x    No

                   MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                          COMMISSION FILE NUMBER 0-6146
                                    FORM 10-Q
                                  June 30, 1996




PART I.  FINANCIAL INFORMATION


  Item 1.    Financial Statements

         Statements of Financial Condition, as of June 30, 1996
             (Unaudited) and December 31, 1995 . . . . . . . . . . . . . 3

         Statements of Operations, for the three and six month
             periods ended June 30, 1996 and 1995 (Unaudited). . . . . . 4

         Statements of Cash Flows, for the three months ended
               June 30, 1996 and 1995 (Unaudited). . . . . . . . . . . . 5

         Notes to Financial Statements (Unaudited) . . . . . . . . . . . 6


  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . 7


PART II. OTHER INFORMATION:

  Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 8

ITEM 1.  FINANCIAL STATEMENTS

                  MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                        (a Michigan limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION



                                               June 30,        December 31,
                                                 1996              1995
       ASSETS                                 (Unaudited)

Investment in real estate
  Land                                       $   180,051       $   180,051
  Buildings and improvements                   1,673,544         1,412,867
  Construction-in-progress                         -               245,758
  Allowance for loss on real estate             (525,000)         (525,000)

                                               1,328,595         1,313,676
     Less accumulated depreciation               929,709           869,909

     Net investment in real estate               398,886           443,767


Other assets
  Cash                                            10,245            32,795
  Investments, at cost which
     approximates market                         315,009           342,791
  Accounts receivable                              1,177               488
  Prepaid insurance                                5,589            18,505
  Escrow deposits and other assets                 2,500             2,500

       Total other assets                        334,520           397,079

          Total assets                       $   733,406       $   840,846

     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     6,708       $     7,090
Accrued liabilities to affiliates                  3,644             5,987
Accrued liabilities                               19,789            40,329
Security deposits                                 12,600             9,460

       Total liabilities                          42,741            62,866

Partners' capital
  Limited Partners, 1,077 units                  684,276           770,788
  General Partner,     10 units                    6,389             7,192

       Total Partner's capital                   690,665           777,980

            Total liabilities and
              Partners' capital              $   733,406       $   840,846

                  MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                        (a Michigan limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                  Three Months Ended         Six Months Ended
                                        June 30,                 June 30,

                                    1996       1995          1996       1995
Revenues
  Rents and other tenant charges  $  97,258 $  89,427     $  117,614 $  181,671
  Other income                        9,889     9,968         15,718     17,530

                                    107,147    99,395        194,332    199,201

Expenses
  Maintenance, custodial salaries
     and related expense             19,396    18,604         38,650     36,278
  Real estate management fees         4,948     4,674          9,089      9,357
  Investment management fees          2,242     2,242          4,072      4,484
  Property taxes                      7,614     7,314         15,228     14,628
  Depreciation and amortization      30,029    29,424         59,800     58,494
  Insurance                           4,968     4,854          9,936      9,708
  Utilities                          19,278    20,860         45,246     47,646
  Repair and maintenance             38,736    32,173         63,475     69,623
  Legal and accounting                5,451     4,544         11,371     10,786
  Administrative and other           13,956    14,423         24,780     26,269

                                    146,618   139,112        281,647    287,273

  Net (loss)                      $ (39,471) $(39,717)    $  (87,315) $ (88,072)

Allocated to
  Limited partners, 1,077 units   $ (39,108) $(39,352)    $  (86,512) $ (87,262)
  General partners,    10 units        (363)     (365)          (803)      (810)

                                  $ (39,471) $(39,717)    $  (87,315) $ (88,072)
  Net (loss) per partnership
     unit based on 1,087
     Partnership units
     outstanding                  $  (36.31) $ (36.54)    $   (80.33) $  (81.02)

                  MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                        (a Michigan limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                      Six Months Ended
                                                           June 30,
                                                     1996          1995


Operating Activities

  Net (loss)                                     $  (87,315)   $  (88,072)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                   59,800        58,494

  Increase in accounts receivable                      (689)       (8,988)
  Decrease in prepaid insurance                      12,916        12,548
  Decrease in accounts payable                         (382)       (2,335)
  Decrease in accrued liabilities                   (20,540)      (16,411)
  Decrease in accrued liabilities to affiliates      (2,343)       (4,258)
  Increase (decrease) in security deposits            3,140          (600)
     Net cash used in operating activities          (35,413)      (49,622)

Investing Activities

  Capital improvements to real estate               (14,919)      (11,744)

       Net cash used in investing activities        (14,919)      (11,744)

(Decrease) in cash and cash equivalents             (50,332)      (61,366)
Cash and cash equivalents - January 1               375,586       475,083

Cash and cash equivalents - June 30             $   325,254   $   413,717

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

                MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                     (a Michigan limited partnership)
                               June 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The current operations of the Partnership are centered on Warwick Apartments, the one apartment complex (located in Fort Worth, Texas) owned by the Partnership.

The Partnership's total revenues increased $7,752 or 8% for the three month period ended June 30, 1996 as compared with the same period of the prior year. Rents and other tenant charges increased $7,831 or 9% due primarily to off-line units following a severe hailstorm at the complex on May 5, 1995. There was a $4,869 or 2% decrease in total revenue for the six months ended June 30, 1996, as compared to the same period for 1995. Rents and other tenant charges decreased $3,057 or 2% due primarily to an overall increase in vacancies during the first quarter of 1996.

Total expenses of the Partnership increased $7,506 or 5% for the quarter ended June 30, 1996 as compared to the same period for 1995. There was a $5,626 or 2% decrease in total expenses for the six months ended June 30, 1996, as compared to the same period for 1995. The increase in total expenses for the quarter, and decrease for the six month period, result from an increase in repair and maintenance costs for the first six months of 1995, and also increased repair and maintenance costs for the second quarter of 1996.

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

Funds generated from operations have primarily been used to meet debt service obligations and, when possible, distribute funds to the Partners. There was no distribution of funds for the six months ended June 30, 1996.

                MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                     (a Michigan limited partnership)
                               June 30, 1996




PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

          (b) No report on Form 8-K has been filed during the quarter ended June 30, 1996.




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



Date:  August 13, 1996                RICHARD L. DAVIS

                                      Richard L. Davis
                                      President -
                                      Chief Executive Officer





Date:  August 13, 1996                JOHN J. KAMMERER

                                      John J. Kammerer
                                      Principal Accounting Officer