Form 10-Q
period 1996-09-30
MULTIVEST REAL ESTATE FUND LTD SERIES I
filed 1996-11-14
CIK 68837

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended September 30,1996 or


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


                                          Yes   x    No

                   MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                          COMMISSION FILE NUMBER 0-6146
                                    FORM 10-Q
                                September 30, 1996




PART I.  FINANCIAL INFORMATION


  Item 1.    Financial Statements

         Statements of Financial Condition, as of September 30, 1996
             (Unaudited) and December 31, 1995 . . . . . . . . . . . . . 3

         Statements of Operations, for the three month and nine month periods ended September 30, 1996 and 1995 (Unaudited) . . . 4

         Statements of Cash Flows, for the three months ended
               September 30, 1996 and 1995 (Unaudited) . . . . . . . . . 5

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


PART II. OTHER INFORMATION:

  Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 8

ITEM 1.  FINANCIAL STATEMENTS

                  MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                        (a Michigan limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION



                                                September 30,    December 31,
                                                   1996              1995
       ASSETS                                   (Unaudited)

Investment in real estate
  Land                                         $     -          $   180,051
  Buildings and improvements                         -            1,412,867
  Construction-in-progress                           -              245,758
  Allowance for loss on real estate                  -             (525,000)

                                                     -            1,313,676
     Less accumulated depreciation                   -              869,909

     Net investment in real estate                   -              443,767


Other assets
  Cash                                               1,529           32,795
  Investments, at cost which approximate market  1,265,047          342,791
  Accounts receivable                               29,897              488
  Prepaid insurance                                     28           18,505
  Escrow deposits and other assets                   2,500            2,500

       Total other assets                        1,299,001          397,079

          Total assets                         $ 1,299,001      $   840,846

     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $     5,871      $     7,090
Accrued liabilities to affiliates                   53,123            5,987
Accrued liabilities                                    108           40,329
Security deposits                                    -                9,460

       Total liabilities                            59,102           62,866

Partners' capital
  Limited Partners, 1,077 units                  1,228,458          770,788
  General Partner,     10 units                     11,441            7,192

       Total Partner's capital                   1,239,899          777,980

            Total liabilities and
              Partners' capital                $ 1,299,001      $   840,846

                  MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                        (a Michigan limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                    Three Months Ended     Nine Months Ended
                                       September 30           September 30

                                      1996       1995       1996        1995
Revenues
  Rents and other tenant charges $   97,123 $   99,158 $   275,736 $   280,829
  Other income                        8,973     25,699      24,693      43,229

                                    106,096    124,857     300,429     324,058

Expenses
  Maintenance, custodial salaries
     and related expense             23,751     18,542      62,402      54,820
  Real estate management fees         4,922      4,116      14,011      13,473
  Investment management fees           -         2,242       2,242       6,726
  Property taxes                      8,489      7,314      23,717      21,942
  Depreciation and amortization      28,467     29,354      88,267      87,848
  Insurance                           4,968      4,854      14,904      14,562
  Utilities                          17,852     21,216      63,098      68,862
  Repair and maintenance             35,510     30,149      98,985      99,772
  Legal and accounting                3,100        204      14,471      10,990
  Administrative and other            9,385     12,762      35,994      39,031

                                    136,444    130,753     418,091     418,026


  Loss from operations              (30,348)    (5,896)   (117,662)    (93,968)
  Gain on sale of property          579,582       -        579,582        -

   Net income (loss)            $   549,234  $  (5,896) $  461,920  $  (93,968)

Allocated to
  Limited partners, 1,077 units $   544,181  $  (5,842) $  457,670  $  (93,104)
  General partners,    10 units       5,053        (54)      4,250        (864)

                                $   549,234  $  (5,896) $  461,920  $  (93,968)
  Net income (loss) per
   partnership unit based
   on 1,087 Partnership
   units outstanding            $    505.28  $   (5.42) $   424.95  $   (86.45)

                  MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                        (a Michigan limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                    Nine Months Ended
                                                       September 30,
                                                   1996           1995


Operating Activities

  Net income                                   $   461,920    $   (93,968)
  Adjustments to reconcile net income
  (loss) to net cash (used in) provided
  by operating activities:
     Depreciation and amortization                  88,267         87,848
     Gain on sale                                 (579,582)          -

  Increase in accounts receivable                  (29,409)       (21,295)
  Decrease in prepaid insurance                     18,477         14,482
  (Decrease) increase in accounts payable           (1,219)        46,665
  Decrease in accrued liabilities                  (40,221)       (12,720)
  Increase (decrease) in accrued
    liabilities to affiliates                       47,136         (2,188)
  Decrease in security deposits                     (9,460)          (745)

     Net cash (used in) provided by
     operating activities                          (44,091)        18,079

Investing Activities

  Net proceeds from sale of property               950,000           -
  Capital improvements to real estate              (14,919)       (12,528)

     Net cash provided by (used in)
     investing activities                          935,081        (12,528)

Increase in cash and cash equivalents              890,990          5,551
Cash and cash equivalents - January 1              375,586        475,083

Cash and cash equivalents - September 30       $ 1,266,576    $   480,634

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

                MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                     (a Michigan limited partnership)
                            September 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



On September 24, 1996, the Partnership sold its remaining property, Warwick Apartments. The Partnership is now in the process of completing its liquidation and dissolution program.

Warwick Apartments was sold for $1,000,000 less closing costs and proration of income and expenses, including a real estate commission paid to an affiliate of the Corporate General Partner in the amount of $50,000. The Partnership recognized a gain on sale in the amount of $579,582. Warwick Apartments and five additional properties owned by other MultiVest partnerships were sold on separate sales contracts to a purchaser not affiliated with the Partnership or its General Partner. Your General Partner believes that the terms and conditions of the sale were favorable to the Partnership.

The Partnership's total revenues decreased $18,761 or 15% and $23,629 or 7% for the three and month periods ended September 30, 1996 as compared with the same periods of the prior year. Rents and other tenant charges remained relatively constant for the quarter and the nine month periods as compared to the same periods of 1995. Other income decreased $16,726 or 65% for the three months and $18,536 or 43% for the nine months ended September 30, 1996 as compared to the same periods of 1995. The decreases are due primarily to refunds during 1995 of prior year real estate taxes.

Total expenses of Partnership increased $5,691 or 4% for the quarter, and remained relatively constant for the nine month period ending September 30, 1996 as compared to the same periods of the prior year. Repair and maintenance costs increased $5,361 or 18% for the quarter due primarily to increased plumbing and sewer repair costs.

There was no distribution of funds during the nine months ended September 30, 1996.

                MULTIVEST REAL ESTATE FUND, LTD. (SERIES I)
                     (a Michigan limited partnership)
                            September 30, 1996




PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

          (b) No report on Form 8-K has been filed during the quarter ended September 30, 1996.




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



Date: NOVEMBER 14, 1996                RICHARD L. DAVIS

                                       Richard L. Davis
                                       President -
                                       Chief Executive Officer





Date: NOVEMBER 14, 1996                JOHN J. KAMMERER

                                       John J. Kammerer
                                       Principal Accounting Officer